Form 10-K
period 2002-12-31
ORIGEN MANUFACTURED HOUSNG CNT SEN/SUB  AS-BCK CRT SR 2002-A
filed 2003-03-31
CIK 1169880

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-44300-04

Asset Backed Securities Corporation
(Exact name of registrant as specified in its charter)

Delaware                          13-3354848
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

11 Madison Avenue, Park Avenue Plaza
New York, New York                                       10010
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           212 325-1811

Origen Manufactured Housing Contract Senior/Subordinate
Asset Backed Certificates Series 2002-A
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                     PART I

Item 1. Business
      Not applicable.

Item 2.  Properties
      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters

	As of December 31, 2002, the Trust had less than 300 holders of record of the
	Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange
	Act of 1934, as amended.

Item 6. Selected Financial Data.

	Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Not applicable.

Item 8. Financial Statements and Supplementary Data.

	Not applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

       Not applicable.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

	Not applicable.

Item 11. Executive Compensation.

	Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

	Not applicable.

Item 13.  Certain Relationships and Related Transactions.

	Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                          Accountant's Servicing Report.

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      April 15,2002;  May 15, 2002;  June 15, 2002;  July 15, 2002;
      August 15, 2002;  September 15, 2002, October 15, 2002;
      November 15, 2002;  December 15, 2002

      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Origen Financial, LLC, as Servicer for:
Origen Manufactured Housing Contract Senior/Subordinate
Asset Backed Certificates Series 2002-A

      /s/    W. Anderson Geater

      Name:  W. Anderson Geater

      Title: Chief Financial Officer




Date:  March 31, 2003


Sarbanes-Oxley Certification

I, W. Anderson Geater, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Origen Manufactured Housing Contract Senior/Subordinate
Asset Backed Certificates Series 2002-A

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Bank One, National Association, as Trustee
Origen Financial, LLC, as Servicer




Date:               March 28, 2003
/s/	            W. Anderson Geater
		    W. Anderson Geater
Company:            Origen Financial L.L.C.
Title:              Chief Financial Officer


                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      Origen Manufactured Housing Contract Senior/Subordinate
      Asset Backed Certificates Series 2002-A

STATEMENT TO CERTIFICATEHOLDERS

DISTRIBUTION SUMMARY

                        Beginning               Current Period      Accrued
           Original Current Princi   Principal   Pass-Through      Interest
Class   Face Value         Amount  Distribution          Rate Distributed (1)
A-1      35,243,000    35,243,000    12,487,688       1.62125%      443,363
A-2      24,362,000    24,362,000             0       5.22000%      953,772
A-3      14,300,000    14,300,000             0       6.17000%      661,732
A-4      23,295,000    23,295,000             0       7.17000%    1,252,689
M-1      11,475,000    11,475,000             0       7.87000%      677,312
M-2      10,800,000    10,800,000             0       8.85000%      716,850
B-1      10,125,000    10,125,000             0       9.50000%      721,406
X       135,002,848   135,002,848             0       0.00000%            0




                     Certificate        Ending
      Realized Loss      Interest  Current Prin
          Principal    Shortfall        Amount
Class
  A-1             0             0    22,755,312
  A-2             0             0    24,362,000
  A-3             0             0    14,300,000
  A-4             0             0    23,295,000
  M-1             0             0    11,475,000
  M-2             0             0    10,800,000
  B-1             0             0    10,125,000
    X             0             0   125,834,435



AMOUNTS PER $1,000 UNIT
                                                                     Ending
                             Prin           Int      Realized     Curr Prin
Class Cusip          Distribution  Distribution          Loss        Amount
A-1   68619AAL1      354.33102999   12.58016486    0.00000000  645.66897001
A-2   68619AAM9        0.00000000   39.15000000    0.00000000 1000.00000000
A-3   68619AAN7        0.00000000   46.27499790    0.00000000 1000.00000000
A-4   68619AAP2        0.00000000   53.77500193    0.00000000 1000.00000000
M-1   68619AAQ0        0.00000000   59.02500392    0.00000000 1000.00000000
M-2   68619AAR8        0.00000000   66.37500000    0.00000000 1000.00000000
B-1   68619AAS6        0.00000000   71.25000000    0.00000000 1000.00000000
X     BCC06P3B1        0.00000000    0.00000000    0.00000000  932.08726328

                           Unpaid        Unpaid
                    Int. ShortfallInt. Shortfall                     Unpaid
      Accrued              Amount        Amount               Prin. Shortfall
      Interest        Distributed     Remaining                      Amount
A-1       443362.75    0.00000000    0.00000000                  0.00000000
A-2       953772.30    0.00000000    0.00000000                  0.00000000
A-3       661732.47    0.00000000    0.00000000                  0.00000000
A-4      1252688.67    0.00000000    0.00000000                  0.00000000
M-1       677311.92    0.00000000    0.00000000                  0.00000000
M-2       716850.00    0.00000000    0.00000000                  0.00000000
B         721406.25    0.00000000    0.00000000                  0.00000000



Collateral Beginning Balance        135,002,848
Scheduled Principal Collected         1,554,757
Principal Prepayments                 6,814,722
Liquidation Proceeds                    430,030
Realized Loss of Principal              798,934               Ending Count
Collateral Ending Balance           125,834,435                        3100


                    Current                     Next
                    Percentage                  Percentage
Class A                    100.00%                     100.00%
Class M-1                    0.00%                       0.00%
Class M-2                    0.00%                       0.00%
Class B                      0.00%                       0.00%


Pool Factor                 90.36%


                                                Count         Balance
Repossd. Contracts Purch. during Due Period                 0             0
Cumulative Repossessed Contracts Purchased                  0             0
Contracts Repossessed during Due Period                    73     2,722,012

Weighted Average Net Contract Rate      10.6497%


                                                Interest Deficiency
                    Distribution Test           Amount
Class M-1           No Distrib. Required                    0
Class M-2           No Distrib. Required                    0
Class B             No Distrib. Required                    0



Targeted Overcollateralization Amount               9,450,199
Overcollateralization Amount                        8,722,124
Overcollateralization Deficiency Amount               728,076
Overcollateralization Release Amount                        0



Additional Principal Distribution       433,660



Current Realized Losses                  77,075
Cumulative Realized Losses              798,934


                                  Adjusted Principal          Class
                                  Balance                     Principal Balance
Class M-1                            11,475,000                  11,475,000
Class M-2                            10,800,000                  10,800,000
Class B                              10,125,000                  10,125,000
* Balance Not Including Liquidation Loss

                                  Actual        Dist. Test    Servicing Test

Average 60 Day Delinquency Ratio T         2.25%         6.00%         7.00%
Monthly 60+ Day Delinquency                2.88%

Current Realized Loss Ratio Test           1.49%         3.50%         5.00%
Annualized Monthly Loss Ratio              0.73%

Cumulative Realized Losses Test            0.59%         7.50%        15.00%


1 Month Delinquent *2 Months Delinquent *       3+ Months Delinquent *
    #       Balance             #       Balance             #       Balance
   70     3,296,074            23     1,088,590            23     1,070,431
  2.3%          2.6%          0.7%          0.9%          0.7%          0.9%

REO                 Modifications               Specially Serviced
    #       Balance             #       Balance             #       Balance
    34    1,461,050             12      494,420              0             0
  1.1%          1.2%          0.4%          0.4%          0.0%          0.0%

Foreclosure
    #       Balance
    3       212,649
  0.1%          0.2%

Bankruptcy
    #       Balance
    52    2,057,381
  1.7%          1.6%





       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
      To be supplied upon receipt by the Trustee








       EXHIBIT 99.3 -- Report of Independent Auditors
      To be supplied upon receipt by the Trustee