Form 10-K/A
period 2002-12-31
ORIGEN MANUFACTURED HOUSNG CNT SEN/SUB  AS-BCK CRT SR 2002-A
filed 2003-04-18
CIK 1169880

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





       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

	The undersigned certifies that he is the Chief Financial Officer of Origen Financial L.L.C., a Delaware limited liability company
(the "Company"), and that as such he is duly authorized to execute and deliver this certificate on behalf of the Company pursuant to Section 6.02 of the Pooling and Servicing Agreement (the "Agreement"), dated as of March 1 , 2002, among Asset Backed Securities Corporation, as depositor,
Origen Financial L.L.C., as seller and Servicer (in such Capacities, the "Seller" and the "Servicer"), Vanderbilt Mortgage and Finance, Inc., as backup servicer (the "Backup Servicer"), and Bank One, National Associatian, as Trustee of the Trust (the "Trustee") (all capitalized terms used herein without definition having the respective meanings specified in the Agreement), and further certifies that:
1. The Monthly Report for the period from April 1,
2002 to March 31,2003 attached to this certificate is complete and accurate in accordance wth the requirements of Sections 6.01 and
6.02 of the Agreement; and
2. As of the date hereof, no Event of Termination or event that with notice or lapse of time or both would become an Event of Termination has occurred.

	IN WITNESS WHEREOF, I have affixed hereunto my signature the 15 day of April, 2003.


ORIGEN FINANCIAL, L.L.C
By
/s/ 	W. Anderson Greater
	W. Anderson Greater
	Chief Financial Officer







       EXHIBIT 99.3 -- Report of Independent Auditors
      Service Auditor's Report
Origen Financial, L.L.C.
April 1, 2002 to March 31, 2003

Accountants and Business Advisors
INDEPENDENT SERVICE AUDITOR'S REPORT
To The Board of Directors of Origen Financial, L.L.C.:
We have examined the accompanying description of controls at Origen Financial L.L.C. ("Origen") related to its loan processing general controls for the Texas operation and computer controls at the Virginia Data Center in support of the loan processing function. Our examination included procedures to obtain reasonable assurance about whether (1) the accompanying description presents fairly, in all material respects, the aspects of Origen's controls that may be relevant to a user organization's internal control as it relates to an audit of financial statements, (2) the controls included in the description were suitably designed to achieve the control objectives specified in the description, if those controls were complied with satisfactorily and user organizations applied the controls contemplated in the design of Origen's controls and (3) such controls have been placed in operation as of March 31, 2003. The control objectives were specified by the management of Origen.
Our examination was performed in accordance with standards established by the American Institute of Certified Public Accountants ("AICPA") and included those procedures we considered necessary in the circumstances to obtain a reasonable basis for rendering our opinion.
In our opinion, the accompanying description of the controls of Origen's
Loan Processing presents fairly, in all material respects, the relevant aspects of Origen's controls that have been placed in operations as of March 31, 2003. Also, in our opinion, the controls, as described, are suitably designed to provide reasonable assurance that the specified control objectives would be achieved if the described controls were complied with satisfactory and user organizations and subservice organizations applied the controls contemplated in the design of Origen's controls.
In addition to the procedures we considered necessary to render our opinion as expressed in the previous paragraph, we applied test to specific controls, listed in our description of the tests of operating effectiveness, to obtain evidence about their effectiveness in meeting the related control objectives, described in our description of those tests, during the period from April 1, 2002 to March 31, 2003. The specific controls and the nature, timing, extent, and results of the tests are listed in the description of the tests of operating effectiveness. This information has been provided to user organizations of Origen and to their auditors to be taken into consideration, along with information about the internal control as user organizations, when making assessments of control risk for user organizations.
The Service Organization states in its description of controls that is has controls in place to ensure that only authorized personnel have access to critical system files. Our tests of operating effectiveness noted that a significant number of individuals were contained in a security group that provided update access to mission critical application directories and that IT developers had update access to the production environment. This resulted in the non-achievement of the control objective "Controls should provide reasonable assurance that only authorized personnel have access to appropriate system files." Subsequent to the issuance our findings, Origen management immediately addressed all test exceptions, which are detailed in section IV of this report.Origen Financial, L.L.C.
 In our opinion, except for the matter described in the preceding paragraph, the controls that were tested, as described in our description of the tests of operating effectiveness, were operating with sufficient effectiveness to provide reasonable assurance, but not absolute, assurance that the control objectives specified in our description of those tests were achieved during the period from April 1, 2002 to March 31, 2003. However, the scope of our engagement did not include tests to determine whether the control objectives not listed in our description of the tests of operating effectiveness were achieved; accordingly, we express no opinion on the achievement of the control objectives not included in our descriptions of those tests.
The relative effectiveness and significance of specific controls at Origen and their effect on assessments of control risk at user organizations are dependent upon their interaction with controls and other factors present at individual user organizations.
We have performed no procedures to evaluate the effectiveness of the controls at individual user organizations.
The information in section II describing plans for business continuity and disaster recovery at Origen is presented by Origen to provide additional information and is not a part of Origen's description of controls that may be relevant to user organization's internal control. Such information has not been subjected to the procedures applied in the examination of the description of the controls applicable to the processing of transactions for user organizations and accordingly, we express no opinion on it.The description of controls at Origen is as of March 31, 2003, and information about tests of the operating effectiveness of specific controls covers the period from April 1, 2002 to March 31, 2003. And projection of such information to the future is subject to the risk that, because of change, the description may no longer portray the controls in existence. The potential effectiveness of specific controls at Origen is subject to inherent limitations and, accordingly, errors or fraud may occur and not be detected. Furthermore, the projection of any conclusions, based on our findings, to future periods is subject to the risk that (1) changes made to the system of controls, (2) changes in processing requirements, or (3) changes required because of the passage of time may alter the validity of such conclusions.This report is intended solely for use by the management of Origen, its users and the independent auditors of its users and is not intended to be and should not be used by anyone other than these specified parties.

Grant Thornton LLP
April 12, 2003
Southfield, Michigan
27777 Franklin Road, Suite 800
Southfield, Michigan 48034
T 248.262.1950
F 248.350.3581
W www.grantthornton.com
Grant Thornton LLP
US Member of Grant Thornton International

II. Business Overview
A. Description of Organization.
Origen Financial, L.L.C. ("Origen"), a 20% owned subsidiary of Bingham Financial Services Corporation ("BFSC"), provides loan-servicing functions primarily for manufactured housing lenders. Origen's loan servicing operation is located in Ft. Worth, Texas, which facilitates the process of effectively providing customer service across the continental United States. Origen has five branches located throughout the US (Michigan-HDQ, Georgia, Virginia-Origen's data center location, Cincinnati, and Texas).
Origen services a loan portfolio exceeding $1 billion for various private investors and has been designated by the Federal National Mortgage Association as an approved manufactured home loan servicer.
The general focus of this SAS70 is to review the operations, technology, and controls that support the loan servicing function.
B. Overview of Internal Control Environment.
An organizational structure exists that provides levels of management, reporting responsibilities, and segregation of duties. Origen activities are conducted in accordance with established policies and procedures. These procedures are reviewed and updated as needed.
Personnel
Origen maintains formal hiring practices designed to ensure that new employees are qualified for their job responsibilities. New position hiring must be jointly approved by the Human Resources Department and the department manager of the area requesting the position. Hiring policies and practices include the following: confirming minimum education and experience requirements, performing reference checks, conducting background and credit investigation checks, and executing confidentiality statements.
All employees are required to subscribe to a company-established code of ethics. Promotions to supervisory and specialist positions require completion of relevant training courses and accomplishment of specific position core competencies. Formal performance reviews are conducted annually and informal reviews and feedback are given to employees on a periodic basis. In the formal annual review process, employees are evaluated on objective criteria based on performance and assigned an overall rating
 (i.e., unsatisfactory, fair, competent, commendable, and outstanding).
Insurance
Origen's insurance coverage's are coordinated with BFSC. The terms, conditions, and limits of liability exceed industry standards.
Physical security
Origen's premises are controlled by a card-key system, which is operational
24 hours a day. The onsite data center is also secured by a card-key system, in which only authorized employees have access.

Contingency Planning
A business continuity plan is in place and will be activated in the event of a disruption in the company's ability to service borrowers. Consideration has been given to telecommunication recovery, computer systems recovery, and the reassignment of personnel, so that interruption of services to customers can be minimized.
The plan is reviewed annually and tested at regular intervals to ensure that the assumptions made by management in devising the specifics of the plan remain consistent with the current environment in which Origen conducts its business.
C. Overview of Origen Services.
Origen's service to borrowers is designed to ensure compliance with federal and state regulations, to maintain appropriate control over loan servicing, and to utilize technology to ensure accuracy and efficiency. Origen uses the Interlinq MortgageWare Servicing System ("MortgageWare"). This system offers a complete menu of loan servicing options that include automated loan set-up with automatic "welcome letters" and coupon book origination. Loan Processing Files and collateral documents are also imaged which provide same-day accessibility, on-line storage system, and an audit trail for Origen. Origen also offers title processing and escrow analysis services in addition to its standard customer service. Finally, Origen is a full service repossession/foreclosure and resale provider.
The following four areas are covered in the scope of this SAS70:
(1) Loan Servicing. Loan Servicing describes Origen's overall loan process starting after origination, and ending with title processing.
Upon origination, loans are changed to a funded status, and are processed nightly in Origen's Mortgageware system. Once the loan is funded, titling is done.
Origen services approximately 30,000 loans, in which the majority are simple interest loans. They also have a small portion of precomputed loans, single-family loans, and home improvement loans.
(2) Loss Mitigation. Loss Mitigation at Origen describes the procedures and guidelines in place for servicing delinquent loans through the development of special relief measures and alternatives to avoid foreclosure.
(3) Remarketing. Remarketing is the process of liquidating repossessed units in the most feasible manner within the least amount of time, with the least amount of loss.
(4) Information Systems Environment for Support of Loan Processing.
Origen's IT Department (Data Center) is located in Glen Allen, Virginia, with approximately 22 employees. According to IT documentation, overall departmental efforts are focused towards three objectives:
Providing real-time, high quality support to business operations at corporate and in the regions through the Origen Help Desk which provides comprehensive assistance on any systems issue an employee is experiencing.

Developing or enhancing systems to support new product initiatives, increased efficiency, and improve adaptability to change.
Evaluating and recommending implementation of new technology or processes to provide Origen with a strategic or competitive advantage.
D. Description of Services.
1. Loan Servicing
Loan Set-Up
All loans, with the exception of repurchases from an investor, are automatically set up in the portfolio by downloading from the Polaris origination system. Files received on a repurchase loan from an investor are set up manually. Information to set up the loans is verified and input by the set up clerk.
The systems group sets up loans funded through the Polaris Origination
System ("Polaris") the day
after funding in MortgageWare. Loan Administration balances all loans set up through the Polaris automated interface to the production reports, correcting any fatal exceptions prior to moving the loans to a live status. Loans that are unable to be loaded through the automated process are set up manually by Loan Servicing Customer Service team through the loan set-up module using a procedural checklist. Once the loan is set up in the MortgageWare system, the Help Desk is notified so they can update the loan information in the Polaris Origination System if not already there. Loans requiring manual set-up generally will be limited to repurchased loans. Upon completion of loan set-up, whether manual or automatic, a query of newly established loans is generated through MortgageWare for processing borrower welcome letters. Welcome letters are automatically generated and mailed the day the loan is set up.
Loan coupon books containing 12 coupons are also automatically generated upon completion of loan set-up and mailed to borrowers.
Coupon book requests are submitted to an outside vendor every Friday for all loans set-up during the week. Borrowers will generally receive coupon books within 10 days.
All files, custodian and servicing, are then scanned into a permanent imaging file by the Imaging Department staff.
The servicing files are retained for Origen at an offsite location.
The servicing files contain the following documents which are noted on the Transmittal cover sheet: Original contract note, cure letter, adjustable rate loan disclosure and specification, assumption agreement, credit application, manufacturers invoice, placement certificate, retail financing power of attorney dealer, title application, insurance binder, deed of trust mortgage, title insurance policy, and survey plat. Servicing files also include all documents from the transmittal checklist which includes the following: loan deficiency summary, post closing documentation, audit form, approval/condition sheet, loan funding summary, underwriting worksheet, credit bureau reports, underwriting condition documentation, loan document request form, customer purchase agreement, dealer installed options invoice, and a landlord waiver. Custodian files are the collateral files for Origen; they contain all documents noted on the Transmittal Cover Page, and must be submitted to the Custodian (Bank One Irving) in a timely manner. Upon receipt of the file from Origen, the Custodian will return a collateral confirmation via email.
The custodian generates an exception report following all transmittals received. The Loan Administration Manger reviews each exception item, follows up on outstanding items, and verifies the custodian has cleared all items submitted. The custodian emails an inventory report to the Loan Administrator whenever a batch of files is submitted.
The Loan Administration Manger must then verify that the Custodian has received all files; any exceptions have been reported to the Custodian and are being monitored until resolved.
Origen submits a written request to the custodian to remove the loan from inventory, and forwards the complete file to Origen when it is paid in full. If Origen has borrowed against the loan balance, the Loan Administration Manager must contact the Manager of Finance at the Home Office to have the warehouse line paid down by the amount of the unpaid balance of the loan.
Escrow Analysis
Loans with an escrow account are analyzed annually, during which any adjustments needed are made. Any overages are returned to the borrower, and shortages are spread over the next 12 payments. An escrow analysis statement is generated automatically and mailed to the borrower indicating their escrow balance, details of the analysis, and new payment amount/effective date if applicable. Coupon books are also generated at the time of the analysis and received by the customer within three weeks.
Insurance
All hazard insurance policies are forwarded to a third-party contractor who is responsible for maintaining systems to ensure insurance is maintained on the collateral.
Cancellation, Expiration, and Non Renewal notices are received from the insurance companies and Origen's Regional offices via mail. When the notices are received by Servicing, each notice, with an effective cancellation date, is sent to Ameritrac, the third- party Contractor, for processing. Once a policy is cancelled, Origen immediately notifies the borrower, and must receive replacement coverage within an allotted time frame because every borrower must provide proof of insurance coverage.
If coverage is not provided, Origen can secure hazard insurance coverage on behalf of the borrower. This forced place insurance will be added to the borrower's monthly loan payment until the premium amount is re-payed. The renewal premium is the responsibility of the borrower.
The coverage is effective on the date of the expired policy, and does not contain liability or personal effects coverage.
Ameritrac issues the policy. A copy of the policy along with a cover letter is sent to the borrower directly from Ameritrac. A lien holder copy of the policy is sent to Origen.
Origen Financial, L.L.C. 2003 Service Auditor's Report on Loan Processing Page 9
For all policies issued, Ameritrac sends a monthly statement to Origen. All accounts for which coverage has been placed will be adjusted and the collection for repayment of the premium amount is established. The borrower is notified of the payment amount change, and payment coupons indicating the increased payment amount will be requested and sent to the borrower.
Credit Bureau Reporting
The exact status of each loan that Origen services is reported to two major credit bureaus (TransUnion L.L.C and Equifax Credit Information Services ) on a monthly basis. All borrowers are reported monthly regardless of good or bad payment histories. An automated tape is forwarded for every loan in the servicing system to the credit bureaus on a monthly basis. on a monthly basis.
Borrowers may dispute credit report entries through the credit bureaus. The credit bureaus identify the borrower and outline the grounds for the dispute. A Customer Dispute
Verification Form is then sent to Origen and must be completed and returned to the appropriate credit bureau within 5 days according to FCRA (Fair Credit Reporting Act) requirements. Each dispute is handled by the Customer Service
Department on a case-by-case basis. Payment history information is updated in the Servicing System. In the event that management requests a deletion of a file from the credit bureau records (ex: a fraud case or an agreement from a lawsuit), the credit bureau processor must complete the Universal Data Form for both bureaus, and update the Servicing System Status to "Don't Report". A copy of all credit bureau dispute forms, deletions, and updates, including any other correspondence with the credit bureaus is imaged by the Imaging group and added to the appropriate file.
Payment Processing
Payment Processing is responsible for conducting the entire Cash Management process. All forms of payment received by the Service Center are controlled and processed through the Payment Processing Department. The majority of all payments are posted through a bank lockbox service;
however, Origen also utilizes electronic payment services and receives payments in-house for manual postings. Various forms of payment are as follows:
Manual Posting:
Payments in Full (Payoffs)
Liquidations
Mail directed to Origen's office address
Bank Lockbox Payments:
Origen's customers (borrowers) are requested to remit their payments to the lockbox account at Bank One, Dallas, Texas. Bank One Lockbox Department processes the payments overnight and provides Origen Payment Processing with a master batch sheet that outlines all payments posted as well as any payments that were rejected. The total dollar amount collected in the lockbox account is swept each night and transferred to the Payment Clearing Account for further distribution to the investor accounts.
Additional Sources of Payments:
Origen Financial, L.L.C. 2003 Service Auditor's Report on
Loan Processing Page 10
Phone Pay
Automatic Debit Processing (ACH)
Western Union
Payment Processing monitors the receipt and application of all payments to ensure that payments are processed in accordance with sound accounting practices. All payments are maintained in a safekeeping area and posted on the day of receipt.
Mail is opened immediately upon receipt, and payments are separated from all other correspondence. Per Origen policy, two employees must be present during this process.
All payments are date stamped, and loan numbers are written on each check and/or money order.
Unidentified payments, which cannot be posted the same day, are logged on the "unidentified log" for purposes of tracking and stored in safekeeping until the checks can be identified and posted. Any check that cannot be identified within three business days is returned to sender.
All deposits for direct receipts are deposited the next business day following receipt to the Payment Clearing
Account, which is monitored daily to ensure that all deposits are posted and/or accounted for. Any unapplied item is researched and cleared within 48 hours of identification.
All in-house receipts are imaged and delivered for direct deposit to the Payment Clearing Account within 24 hours of receipt. Insufficient funds are processed within 48 hours of receipt of the NSF notification from the bank with exception of the last business day of the month. Due to time constraints, NSF notifications are not processed on the last business day of month.
Payoffs
Payoffs are processed immediately upon receipt. Payoffs can be requested via telephone or in writing.
  Telephone Payoffs
Once the name and social security number of the borrower is verified, customer service may provide outstanding principal balance information, emphasizing that this figure is not the total payoff amount. If the borrower requests a payoff, the payoff information is mailed without written authorization to the borrower at the property or mailing address of the record. The payoff request, which includes accrued interest, expenses, legal fees, etc, is to be sent within five business days of the initial request.
A copy of the request is also forwarded to imaging. Once the payoff is received, the Servicing System Customer
Service screen is updated to "Payoff" , "Comments" are added and a copy of the payoff is forwarded to imaging.
  Written Payoffs
All payoff requests to be sent to any address other than the borrower's property or mailing address must be made in writing. In addition, any request initiated by a third party must have the borrower's signature authorization, correct name, and social security before the payoff is released.
The payoff request, which includes accrued interest, Origen Financial, L.L.C. 2003 Service Auditor's Report on Loan
Processing Page 11
expenses, legal fees, etc, is to be sent within five business days of the initial request. A copy of the request is also forwarded to imaging for the permanent file. Once the payoff is received, the Servicing System Customer
Service screen is updated to "Payoff" , "Comments" are added, and a copy of the payoff is forwarded to imaging.
Any payoff received that is short of the total remittance is applied to the outstanding debt and a notification is sent within 24 hours to the borrower advising them of the remaining balance. A customer log will then be entered by the Payoff Department regarding the shortfall and the date of the notification.
Title Processing
Origen processes all title changes on existing loans. All requests for title changes are submitted to Loan
Administration for processing. Loan Administration then requests the title from the Custodian.
Loan Administration images the request and proof of change
(marriage, divorce, court ordered changes) and submits any changes as indicated to the appropriate state once the fees have been received from the borrower. Should the borrower request additional parties be added to the title after the original title has been submitted, Origen will advise the borrower to contact their local title agency for assistance. The borrower will also be advised that Origen will not process any title changes other than those directly related to Origen's loan documents. If the title change is due to a Transfer of Equity, Origen will submit the change to the appropriate state once they have received the signed transfer papers and fees. If the title change is due to an error on the part of Origen or the title agency, Loan Administration will process the correction as needed. Upon receipt of the updated title, Loan
Administration will image the title document(s) and send them to the custodial bank for safekeeping. Loan
Administration will be notified whenever a loan is paid in full and will immediately request the original file from the custodial bank.
Release of Lien
Customer Service generates a payoff statement and sends it to the borrower, new lender or agent handling the sale. Once the payoff check is received at Origen and funds have been verified, Loan Administration will refund escrow and initiate the release process by requesting the collateral documents from the Custodian. When the loan is paid in full, Loan Administration must submit a written request to the custodian to remove the loan from inventory and release the collateral file to Origen.
After the release is checked for accuracy by the Loan Administrator, the prepared release is submitted to the Origen designee (investor) for signatures. The executed release is notarized, if applicable, and a check is ordered to pay for the recording fee assessed by the county or state, if required by state guidelines.
All payoff documents are then imaged by the Imaging
Department. The executed release and check to the reorder are mailed within 24 hours after the document execution process. Once the county records the release and returns it to Origen or another designee, Loan
Administration must mail the recorded release via certified mail, return receipt requested, to the borrower or designated third party.
2. Loss Mitigation
Origen Financial, L.L.C. 2003 Service Auditor's Report on Loan Processing Page 12
Loss Mitigation at Origen describes the procedures and guidelines in place for servicing delinquent loans through the development of special relief measures and alternatives to avoid foreclosure. A delinquent loan must meet certain criteria for collection efforts prior to acceptance by Loss Mitigation. Initially, all incoming and outgoing calls are screened to determine that the loans are eligible for consideration by the Loss Mitigation Department. All calls determined to be ineligible are transferred to other appropriate servicing areas.
Once the loan is accepted by the Loss Mitigation Department, documentation is reviewed and the borrower is counseled concerning the loan. Guidelines are then established for determining if the loan is eligible for a Work-Out Plan (WP) or Payment Plan (PP) through Loss
Mitigation. The general guidelines are as follows:
  Borrower must be experiencing or have experienced financial hardship. Borrower must be delinquent in their monthly payments, or in danger of imminent default.
  Borrower must complete the required documentation.
  Borrower must be cooperative and allow access to the interior of the collateral for a home inspection, if needed.
More detailed guidelines apply based on the specific type of payment plan. Various types of Work-Out Plans or Payment Plans are available at Origen for Loss Mitigation loans including the following:
Work-Out Plans
  Short Payoff (sale)
  Make Whole Pre-Foreclosure (sale)
  Loan Modification
  Hardship Loan Assumption
  Deed-In-Lieu of Foreclosure
Payment Plan
  Repayment Plans
  Reinstatement partial
  Forebearance-Short Term
  Forebearance-Long Term
The modification/refinance programs listed above are intended to assist delinquent borrowers who have fallen behind in their payment as a result of a long term or permanent financial situation that normal default services is unable to resolve. The modification/refinance programs are only offered to customers who demonstrate willingness and financial ability to honor their new payment program. The borrower can only restore a delinquent loan to current status by paying the total amount delinquent, including accrued interest, legal cost, and other expenses.
The modification/refinance program must be documented in MortgageWare and a Modification Approval Form must be processed including the reason for account delinquency and proof of long-term or permanent change of borrower's condition.
A signed Credit Application, appropriate
Origen Financial, L.L.C. 2003 Service Auditor's Report on
Loan Processing Page 13
loan agreements and required title documents must be obtained prior to processing the modification/refinance.
Modification/Refinance programs must be reviewed monthly by an independent function that reports directly to the Senior Vice President of Servicing Operations and Executive
Vice President of Origen. The Loss Mitigation
Manager reviews the programs that are within his/her approval limit, which are listed on the Loss Mitigation
Credit Authorization Matrix. Any programs over his/her approval limits must be approved by Executive Vice President of Origen.
Repayment plans must be added to the Servicing System, and once the borrower has met his/her full obligation under the repayment plan schedule, the plan is considered completed.
The repay status on the account is then changed to "Completed", and a comment must be added to the account stating, "Completed repayment plan". After completing a repayment plan on an account, Customer Service is notified by email, after which they also change the status to "Completed".
Repayment plans are tracked and managed by utilizing the following three reports:
Repayment Plan Active Status provides payments received for all active repayment plans.
  Repayment Plan Report provides the entire payment history on a repayment plan.
  Repayment Plan Summary Report provides repayment plan information for all repayment plans. Report is grouped by plan status (active, pending, etc)
Controls are in place to ensure that the Loss Mitigation Department is making satisfactory progress toward their goals, are using their resources efficiently, and are ensuring that actual activities conform to planned activities. Steps in this process are as follows:
  Establishing standards and methods for measuring performance
  Comparing standards to actual performance
  Measuring performance
  Initiating corrective action, as necessary
Loss Mitigations Key Performance Areas are based on, and should be tracked at, each of the following levels:
Quantity
  Number of referrals
  Number of final approvals
  Number of funded approvals
Quality
  Number of re-looks
  Scores on funded loans (high, low, average)
  Post-funding audits
  Time
  Time lapsed between Initial Referral and Final Decision

  Time lapsed between Final Approval and Closing/Funding
As part of the tracking process, various data is accumulated that must be reported to management in order to ensure that departmental results are consistent with Origen objectives.
Tracking is done at the agent level, showing assigns and completions each month. A summary report of required information for the department, Loss Mitigation Monthly Report, is generated for management use.
3. Remarketing
Once a home is confirmed vacant, and all legal notices have expired, the remarketing process begins. Remarketing receives the files from collections, which include the reason for repossession, the original contract, etc.
However, before Origen can legally repossess a property, they must have the original title. If the original title is not available, the Loan Administration Department will order a duplicate title or apply for the original title.
In some states, a repossession title is also required prior to selling the manufactured home. Immediately upon notification that a manufactured home has been possessed, the Repossession Title Clerk begins the title retrieval process, which is tracked and maintained on the "ERS-Repossession Title" document tracking system. All updates and status will be maintained on this system until the title is released. Once the title is released, it will be noted on the document tracking system as a repossessed loan and to whom the title was released. The title clerk also updates the Polaris system (to show the title was received), and the DRS (to cut check fees if necessary).
Once remarketing receives all pertinent files, including a repossession page, a conditions and inspection report, and photos of the home, a sign off sheet must be completed by the manager. The file is then transferred to the Delinquency and Repossession System by remarketing, a notice of sale is issued, and the status is changed to repossession'. Remarketing then pulls copies of the original title and contract and begins a marketing analysis to determine the amount of loss. After preparing a marketing analysis, a marketing plan is created in attempt to re-sale the home at either wholesale or retail.
Once the home is resold, new paperwork, title, and a contract are prepared.
4. Information Systems
Overview
Origen's IT Department (Data Center) is located in Glen Allen, Virginia.
The IT departmental efforts are focused around three objectives:
Providing real-time, high quality support to business operations through the Origen Help Desk
Development or enhancement of systems
Evaluating and recommending implementation of new technology

Customer Support
The help desk supports Origen users by providing comprehensive assistance on any systems issue an employee is experiencing. This includes issues related to networking, email, telephones, in-house applications, third party applications, and general systems questions. Issues are received and entered as tickets into tracking software purchased from Network Associates, Inc. The help desk consists of three levels of help, with the second and third levels providing increasing levels of expertise as may be needed to solve a users problem. The majority of tickets are resolved at the first level. Tickets of a project or enhancement nature are forwarded to management for inclusion on the Origen project list for future consideration and analysis, thereby ensuring systems staff continue to work on only those projects approved by management. Reporting is available from the help desk tracking software, which allows management the ability to monitor the timeliness of responses, as well as the satisfaction of users regarding the resolution of their ticket. Technology
To remain competitive and identify opportunities to improve Origen systems, the technology department devotes significant resources to researching the cost-effectiveness and viability of new technology. In addition, existing systems, development tools, and processes within the Origen are continually evaluated to identify opportunities for increased efficiency and other improvements. Once an opportunity is identified, a proposal for action is developed and submitted to the Origen Systems
Committee for review. The committee
then makes a determination whether or not to pursue the opportunity.
If a proposal is accepted, action
is scheduled and project resources are allocated in the same way as other systems projects.
System Architecture
Windows 2000 Servers Windows NT Servers Windows 2000 Workstations
Citrix MetaFrame Servers Local Area
Network Frame Relay WAN [private] ISDN [backup to Frame Relay]
Microsoft Exchange Nortel 81C Phone
System Microsoft SQL Server 2000
Applications by Business Line
Business Line Application Service Vendor/Developer Origination
Polaris Origination Origen CRS1 Credit
Retrieval Interface Origen
1 Credit Reporting System

Portal TNG Credit Scoring Origen TLH Mortgage Originations
EllieMae ERS2 Production Reporting Origen
Servicing MortgageWare Servicing and Collections Interlinq
Concerto Contact and Call Management Concerto
Servicing Reports Servicing Reports Origen Imaging Loan
Document Imaging System Origen Document Tracking
Loan Document Tracking System Origen Remarketing DRS Remarketing Analysis, cash management, and sales tracking Origen ERS Repossession Reporting Origen Systems Rational Analyst Studio Development Lifecycle
Management Rational Software Visual Sourcesafe Version Control, Software Security Microsoft Borland
Delphi Application Development Borland Procarta Process/Procedure Development Procarta
Application Descriptions
Loan Servicing Applications
MortgageWare. MortgageWare is a third party application that is used to perform the loan servicing functions, and is called the MortgageWare Loan Servicing System. The system is a client server design, using Microsoft
SQL Server 2000 for database storage and management functions, and Windows 2000 for the workstations. Release
5.6 is currently in production.
MortgageWare Loan Servicing is a full-featured system that allows for loan setup, customer service, collections, escrow processing, payment processing and ARM processing. There are several interfaces to the loan servicing system including a daily interface that automatically adds newly funded loans from Polaris, posts lockbox payments, and posts payments made via Western Union Quick Collect.
ContactPro. Origen uses ContactPro, developed by Concerto, for outbound dialing, Integrated Voice
Response (IVR), and blended campaign management. Origen implemented this system in the fall of 2002.
Initial implementation included integrating MortgageWare with outbound dialing campaigns, and implementing
IVR scripts.
2 Enterprise Reporting System

Decision Support and Management Reporting
The decision support system for Origen is called the Enterprise
Reporting System("ERS"). ERS is a
distributed application that provides server based reporting to all Origen personnel in all lines of business. Users utilize the client to view listings of available reports, specify customized versions using filters and criteria, and store the versions for easy re-use.
When a report is ordered, the server
module runs the report or data request, and delivers the report back to the client via several delivery channels, including direct to client, email, or Internet, and in delivery formats that include RPT,
MS Excel, RTF, and PDF.
Databases
Origen uses Microsoft SQL Server 2000 for all database storage and management functions. Origen believes
SQL Server provides excellent performance, cost effectiveness, and replication/backup capabilities.
Origen also utilizes the Analysis Services functionality within Microsoft SQL Sever 2000 for the development and deployment of data warehouse capabilities.
Proclarity is the front-end tool used to access custom data warehouse cubes and perform online analytical processing. Development and Change Control Procedures
Development
Projects are assigned by management and follow a pre-defined process encompassing the full life cycle of development thru implementation to guarantee a quality release and a quality product. Each month, corporate management meets to discuss the status of systems projects, discuss new requests for work, and allocate or re-allocate resources as needs dictate. Management is kept abreast of the progress of systems by a project list distributed prior to each meeting, and periodically between meetings. Once work has been approved, project managers and senior programmer analysts are assigned to work with the responsible
business resources to begin the analysis phase of each project.
Requirements and specifications are then developed, and once approved, the design phase of the project begins. Proposals outlining possible solutions are developed by systems, and reviewed and approved by the business resources prior to the beginning of work. Deliverables are then identified, and important milestones identified and scheduled for review. At this stage, development commences, using the development procedures and tools approved for the department. Information on development standards, approved tools, and processes is available on the Origen Intranet for use by systems personnel. Once development has been completed, testing is performed by developers, help desk personnel, and end-users to ensure the resulting product satisfies the requirements and specifications, as well as conforms to the standards of the department. Finally, documentation is developed as needed, and the project is released into production.
Change Control Procedures
The majority of applications used at Origen are custom, in-house developments. Because of this, source code control and safety is critical. Origen uses Microsoft
Visual SourceSafe 6.0 for software source code version control. MS Visual SourceSafe provides
Origen Financial, L.L.C. 2003 Service Auditor's Report on
Loan Processing Page 18
version functionality, integrated security with Microsoft
Windows 2000, checkout/check in functions, and the ability to compare, search, merge, and report on multiple versions.
General Information Systems Security Controls

Security Policy/Procedure Documents
General information systems security controls operating within the framework of documented policies and procedures are as follows:
general information systems security policies, physical and logical access controls, userid/password policies, remote access policies, acceptable use policies,
 e-mail policies,
 backup and recovery policies/procedures, disaster recovery and/or business continuity plans, system development life cycle methodology for in-house software development,
 change control management.
An Information Assurance Specialist is responsible for assuring that IT security compliance is met at all times. The position is responsible for maintaining, updating, reevaluating and rewriting IT security policies and procedures.
Computer Usage Guidelines
Various previously stated IT security policy/procedures are in place. Additional policies include the following:
 Software Usage: Users are not allowed to install software on their PCs without appropriate approvals from the IT department.
 Acceptable Use Policy: The employee handbook has a section for the acceptable use of Origen equipment, which also contains the e-mail policy as well.
 User Account Rules:
 Accounts are automatically locked out after a specific number of unsuccessful login attempts.
o Each user is given a unique user ID and is forced to change their network password on a scheduled basis.
Microsoft Security Update Service ("SUS") has been deployed on the network for the centralized distribution of security updates on Origen's network. Management reviews each security update and those that are applicable are automatically pushed out to all network machines. Physical Security
Electronic key cards control physical access to Origen IT facilities.
 Access to the computer rooms
and data centers in both Texas and Virginia is restricted to authorized individuals. The main data center in the Virginia office is controlled by a combination lock on the door. The server room at the Texas facility is controlled with an electronic
Origen Financial, L.L.C. 2003 Service Auditor's Report on
 Loan Processing Page 19
key card. A similar electronic key card like that is used
 in Texas controls the computer room in the Michigan office.
Environmental Security
Fire extinguishers are located throughout the office complex in Virginia and Texas. Fire and smoke detectors are located in the office complexes and are directly connected to local fire departments.
All hardware devices are rack mounted.
The following environmental controls are also in place in the computer/server rooms:
 Virginia (primary data center) Liebert 50KVa UPS/battery for backup power. This device provides enough power to run the Virginia server room for approximately three hours. A Liebert 15-ton
downflow-type of air conditioner is in place with a nine inch raised floor. The AC unit has two 7.5-ton motors, so it is still functional in the event of one motor going bad.
 Texas Ceiling mounted 1.5 ton Liebert AC unit. Rack mounted UPS/batteries for each server cabinet.
The server room in Texas is also tied into the building generator, so the room could be powered indefinitely.
B. Overview of Internal Control Environment.
Remote Access
Internal Origen employees have the following remote access capabilities:
 Dialup A Max4000 Ascend access device is used by Origen employees for remote access. A remote account and password is required for network access. The dialup account and password are different from their network account and password.
 Direct Citrix over the Internet For users with Internet connections, Citrix can be used to connect directly over the Internet. Citrix is configured to use 128-bit security with this method.
Outlook Web Access (OWA) For users needing e-mail, OWA is
 used. Users must have their own Internet connection. They can then browse to the URL using an HTTPS connection. Intrusion Detection/Attack Penetration Tests
Origen is currently testing an enterprise-side intrusion detection system using SNORT, with logging and reporting to be done with MySQL. The plan is to have the network sensors (DMZ and internal network)
in place by April, 2003.
Periodically, an external and internal security penetration test is performed on Origen's network.
A vendor (Strategic Technologies) performed an external security penetration test and network vulnerability assessment during 2002. The network security issues identified by the vendor have been addressed by IS management.
Backups
Multiple backup jobs run nightly to ensure that critical applications and data are appropriately backed up for recovery purposes. Computer Associates Arcserve 2000 is used to backup the network. Tapes follow a grandfather-father-son rotation and all tapes are stored off-site in a secure facility. In addition to the main backup process, a disaster recovery backup is performed of specific critical directories and files.
The disaster recovery backup tapes are also rotated off-site on a daily basis.
Disaster Recovery
The Origen IT Servicing Business Continuity Plan is designed to provide immediate response and subsequent recovery from any unplanned business interruption, such as a loss of a critical service
(computer processing, telecommunications), a loss of building access (contamination, etc.) or physical facility catastrophe (fire, sabotage, etc.). A centralized group, referred to as the Incident Management
Team ("IMT"), will oversee response and recovery activities, as well as support the recovery of affected operations.
The Minimum Acceptable Recovery Configuration ("MARC") is a listing of the minimum recovery resources required by a recovering business unit over time. Resources include space for personnel, PC's, and telephones.
This information will be used by the IMT to ensure that strategies are developed for the acquisition of essential resources at time of disaster.
The IMT provides overall coordination of response and recovery support activities. At time of incident, the IMT evaluates which response and recovery actions should be invoked based on the severity of the incident. As members of the IMT, designated personnel will provide centralized support to affected departments in acquiring necessary recovery resources
(e.g., office space, PC's, telephones). The
IMT is comprised of Business Continuity Team members from all areas of the business.
The Incident Manager is a member of the IMT and is designated by the IMT as the central point of contact for an incident. The Incident Manager will be responsible for ensuring that effective communication between all teams takes place and will ensure that the appropriate teams and resources are activated as needed. The Incident Manger will be responsible for ensuring that all IMT members are kept informed of incident status.
The Initial Response Team ("IRT") consists of those members of the Management Team who will assemble at the disaster site for initial assessment of the situation.
Based upon the severity of the incident, the IRT will assemble the full Management Team, who will then determine the level of plan activation, and communicate their findings and event status to the IMT.
The Incident Command Center is a local or off-premise meeting area from which initial assessment, evaluation, coordination and decision making activities take place.
The Incident Command Center houses
the IMT during the initial phases of response and recovery.
The Data Center Recovery Plan is designed to provide immediate response and subsequent recovery from any unplanned computing services interruption, such as a loss of utility services, building evacuation, or
catastrophic event such as a major fire.
The IRT is a subset of the Data Center Management Recovery Team.
This team is the first group notified
of an incident affecting computer services. They will perform initial assessment activities, and if necessary activate the entire Data Center Management Recovery Team.
The Data Center Management Recovery Team provides the overall coordination of response and recovery support activities. Once an incident occurs, the Data Center Management Recovery Team evaluates which response and recovery actions should be invoked based on the severity of the incident. As members of the IT Management Recovery Team, designated personnel will provide centralized support to affected departments in acquiring necessary recovery resources (e.g., office space, PC's, telephones).
In the event of an incident, the Data Center
Recovery Team will activate designated support personnel who will provide support during response and recovery activities (e.g., Corporate Communications to handle the media, Human Resources to notify family members in the event personnel are injured). Support areas' responsibilities and tasks are documented within the Data Center Management Recovery Team Plan.
The Data Center Recovery Team is activated by the IRT following detection of an incident, which could potentially interrupt business. Each recovery team has representation on the IRT. This team will implement recovery strategies and procedures, defined in this recovery plan, as approved by the Data Center Recovery Team.
Disaster Recovery Tests were performed on July 12, 2002,
November 26, 2001, and June 19, 2001. Upon the completion of each disaster recovery test, a summary memo was created for management that stated the test goals, overall results of the tests and recommendations for the next test. .
Norton Antivirus
Norton Antivirus ("NAV") is used on the file servers,
 e-mail servers, and all local workstations. NAV loads automatically on any new PC that joins the domain and cannot be uninstalled without a password.
NAV runs in auto-protect mode and the latest virus definitions are automatically downloaded from a centralized console server on the Internet. The virus definitions are then automatically distributed to each PC, server and e-mail server from the centralized console.
Origen Financial, L.L.C. 2003 Service Auditor's Report
 on Loan Processing Page 22
Control # Controls Specified By Origen Test Performed by Service
Auditor Results of Testing 1.1 New loans are set up in the Loan Servicing System and a percentage is audited monthly to verify accuracy of information.
Reviewed a statistical sample of new loans in the servicing system, and verified that all information is correct. Reviewed: (1)"Funded Loans Report" for
 Manufactured Homes from ERS
(2) "Funded Loans Report" for Land Homes from TLH
(3) "Total New Loans Report"
-Balanced a sample of loans from (3)-Total Report to (1) and (2) reports, and verified loan information accuracy in MortgageWare system under the Customer
 Service tab.
Reviewed two randomly selected months of internal audit work papers, as performed by the Servicing
Compliance Manager position for new loans in the Loan Servicing System. No relevant exceptions were noted.
No relevant exceptions were noted.

No relevant exceptions were noted. 1.2 All files
 are inventoried for document contents, and imaged.
Verified a sample of loan files and reviewed corresponding imaged documents on the Imaging System. No relevant exceptions were noted.
III. Control Objectives
(A) Loan Servicing
1. Controls should provide reasonable assurance that new loan information is properly recorded and maintained.
Origen Financial, L.L.C. 2003 Service Auditor's
Report on Loan Processing Page 23
1.3 Original loan files are retained offsite by a custodian. Verified receipt confirmations of loan files obtained by the custodian.
Reviewed custodian loan receipt confirmation documents
"Investor Submission Reports" for the past
6 months. No relevant exceptions were noted.
No relevant exceptions were noted.
1.4 Loan term changes are verified before they are processed. (i.e. extensions) Verified a random sample of loan extensions from the Modifications Report on MortgageWare, noting record of manager approval and customer authorization in the corresponding
Imaged files for each loan. No relevant
exceptions were noted. 1.5 Coupon book requests are
 generated upon completion of new loan setup, and orders are sent once a week.
Verified that coupon book requests were generated for
 a random sample of loans through the MortgageWare system, customer service tab (System shows dates coupon book requests were generated)
Reviewed the "Coupons Ordered Report" from the ERS system,
 and the "Coupon Production Report" from the vendor, NCP Solutions verifying that requests from
 MortgageWare are received and processed. No relevant exceptions were noted.
No relevant exceptions were noted.
Origen Financial, L.L.C. 2003 Service Auditor's Report on Loan Processing Page 24
2. Controls should provide reasonable assurance that all loan information is properly reported to the credit bureaus on a timely basis.
Control # Controls Specified By Origen Test Performed by Service
Auditor Results of Testing 2.1 Origen reports to the credit
 bureau agencies (TransUnion and Equifax) on all loans on a monthly basis through electronic transmission.
 Reviewed a sample of loans in MortgageWare
Event Manager, verifying that information is sent to the Credit
 Bureaus on a monthly basis. No relevant
exceptions were noted.
2.2 A copy of all credit bureau dispute forms, deletions, and updates, including any other correspondence with the Credit Bureau, is forwarded to Imaging for scanning.
Reviewed a random sample of loans with credit disputes. All changes are done through the E-Oscar system, which is the online Credit Bureau reporting system. Verified a sample of loans that were updated/modified/disputed through the E-Oscar system, which had corresponding imaged files in MortgageWare. No relevant exceptions were noted.
3. Controls should provide reasonable assurance that collection information is properly reported to the credit bureaus on a timely basis.
Control # Controls Specified By Origen Test Performed by Service
Auditor Results of Testing 3.1 All (collection) information must be documented in the Comments section
of the Servicing System. Viewed a random sample of loans in collections, and verified that the comments section of the account in the Servicing System was appropriately documented. No relevant exceptions were noted.

3.2 Once a loan becomes sixty days delinquent, the collector must send a Notice of Default to the borrower.
Verified that Notice of Default letters were used. Identified loans that were delinquent and selected a sample to compare to the Default Letter file. No relevant exceptions were noted.

4. Controls should provide reasonable assurance that loan payoff information is properly reported and payoff letters are generated correctly.
Control # Controls Specified By Origen Test Performed by Service Auditor Results of Testing 4.1 Release of liens are held for 30 days to ensure that funds are collectible;
unless the specific state dictates certain filing deadlines or the customer requests an immediate release of lien and is paying with certified funds.
Verified a random sample of release of lien loans in the Polaris
 Document Request System. The servicing
notes section details all information on the payoff, and shows the date the release of lien was sent along with a USPS tracking number.
ERS Release of Lien report shows Loan ID, Payoff Date, Paid-In-Full Column, and Completed Date.
No relevant exceptions were noted. 4.2 Payoff statements are generated to inform the borrower the total amounts due to pay off the loan on a given date.
Verified a random sample of paid off loans collateral imaged files, ensuring that Payoff statements were generated and mailed with the correct payoff amounts from the MortgageWare Payment Balancing
Report. No relevant exceptions were noted. 4.3
Total payoffs are entered into the system upon receipt.
Verified that 'receipt of payoffs' are properly applied in the system by observing the date of payoff and amount on collateral source files back to the system. No relevant exceptions were noted.

5. Controls should provide reasonable assurance that the insurance information is properly recorded.
Control # Controls Specified By Origen Test Performed by Service
Auditor Results of Testing 5.1 Real estate tax information is monitored by an outsourced tracking service.
The tax information is entered on the servicing system on all escrow loans and subsequently verified.
Viewed record of verification of input data in the MortgageWare
 System comparing to source documents
for a randomly selected sample of escrowed loans.
No relevant exceptions were noted. 5.2 Insurance information is entered into the MortgageWare system, and subsequently verified. Viewed insurance information comparing to source documents for a random sample of escrowed loans. Verified for accuracy. No relevant exceptions were noted.
6. Controls should provide reasonable assurance that the escrow information is properly recorded.
Control # Controls Specified By Origen Test Performed by Service
Auditor Results of Testing 6.1 Escrow analysis is performed correctly, and information that is entered in the MortgageWare servicing system is subsequently verified. Reviewed a random sample of hard-copy escrow file documents that are kept for each escrowed loan, and verified for accuracy. No relevant exceptions were noted. 6.2 Coupon books are generated at the time of the analysis.
Verified that coupon books were generated from MortgageWare requests by reviewing the Coupons Ordered
Report' from MortgageWare against the
Coupon Production Report' from the vendor, NCP Solutions.
No relevant exceptions were noted. 6.3 An initial aggregate analysis is prepared
Verified preparation and accuracy of No relevant exceptions were for each borrower only on escrowed loans. initial aggregate analysis for escrowed loans by reviewing collateral source file documents, noting the Initial Escrow Account Disclosure Statement.
noted.
6.4 Any escrow shortages identified in aggregate analysis are prorated and set up to be collected over the next 12-month period. Reviewed annual analysis procedure to determine escrow shortages, verifying accuracy of analysis on the MortgageWare System.
Verified a sample of loans online with the Customer Service Manager.

Verified that any escrow shortages are collected and properly recorded by reviewing a randomly selected sample of paper escrow files in the Customer Service area. No relevant exceptions were noted.
No relevant exceptions were noted.
No relevant exceptions were noted. 6.5 Any escrow surplus is refunded to the borrower in compliance with agreed upon procedures.
Reviewed annual analysis procedure to determine escrow surplus, verifying accuracy of analysis.
Verified that escrow surpluses are refunded and recorded within the designated time frame by online observation, and review of check copies in the Customer Service files.
No relevant exceptions were noted.
No relevant exceptions were noted.

7. Controls should provide reasonable assurance that the duties of Origen personnel are adequately described and segregated.
Control # Controls Specified By Origen Test Performed by Service
Auditor Results of Testing 7.1 Origen has a defined organization structure. Verify job descriptions are documented and adequately describe the position.
Obtain an organization chart and in conjunction with the review of j ob descriptions, ensure adequate segregation of duties is in place. No relevant exceptions were noted.
No relevant exceptions noted.
8. Controls should provide reasonable assurance that all payments are processed in accordance with written policies and procedures.
Controls Specified By Origen Test Performed by Service
Auditor Results of Testing 8.1 Mail is processed and a batch tape is run to compute the amount of payments received. Verified that mail is processed according to policy/procedure documents by interviewing the mail clerk and staff in various areas verifying that all mail is distributed by 10:30 am daily.
Verified preparation of batch tape, correct batches (groups of 30) and MortgageWare balance reports for the past 4 by reviewing past report copies stored in binders filed in the Payment Processing area.
 No relevant exceptions were noted.
No relevant exceptions were noted.

8.2Origen's payments are posted through BankOne's Lockbox service, Phone Pay, Western Union -Quick Collect, and in-house payments. Verified that all payments are properly recorded and that totals are accurate:
-Compared the past 4 months, BankOne lockbox reports against the batch totals on the "Bank Activity Report" on the servicing system.
-Verified that the total of the Phone Pay report matched the report that was transmitted by Payment Processing.
-Verified the accuracy of Western Union's "quick collect" tape which is electronically submitted to Origen to be downloaded into the Servicing System.
Verified that the Daily Work Report balanced back to the Daily Balances Transmittal Report and the Bank Account
Activity Report from MortgageWare for all payment types (Lockbox, in-house, Phone pay, and quick collect).
No relevant exceptions were noted.
No relevant exceptions were noted.
No relevant exceptions were noted.
No relevant exceptions were noted.
9. Controls should provide reasonable assurance that only valid data is entered into the system and is supported by the appropriate documentation.
Control # Controls Specified By Origen Test Performed by Service Auditor Results of Testing 9.1 MortgageWare application prohibits the entry of invalid data. Attempt to enter invalid data into various fields on various screens (ex. No relevant exceptions were noted.

Name in the account number field, etc).
(B) Operations
10. Controls should provide reasonable assurance that the policies and procedures, both new and revised, require formal review and approval by senior management before implementation. Control # Controls Specified By Origen Test Performed by Service
Auditor Results of Testing 10.1 All new or revised procedures shall require signature approval from the Managers of the affected departments. Reviewed a judgmental sample of new and revised procedures, which had appropriate signatures.
No relevant exceptions were noted. 10.2 Each approved procedure should indicate the effective date of the procedure.
 Review a randomly selected sample of approved procedures, noting effective date in the header of approved procedures on the Intranet. No relevant exceptions were noted. 10.3 Approved procedures shall be included in the Policies and
 Procedure manual on the intranet website within five business days of the approval date. Verified a random sample of approved procedures, noting that manager sign-off date and date entered onto the Intranet were within 5 days. Most procedures were entered the same day as approval. No relevant exceptions were noted.
11. Controls should provide reasonable assurance that all incoming mail is routed through a central control.
Control # Controls Specified By Origen Test Performed by Service
Auditor Results of Testing 11.1 The Mail Department sorts all mail and identifies incoming payments that are distributed directly to the Payment Processing Department. Verified that all payment processing mail is taken to the secure area in Payment Processing through observation and interviews with the mail clerk and the Payment Proc. Mgr No relevant exceptions were noted.

11.2 Coordination for mail receipt and distribution shall be completed promptly on the same day as received. Reviewed and observed mailroom procedures, noting that all mail is distributed by 10am. Verified with various groups including payment processing, collections, and customer service that they receive their mail each day by 10am.
Also noted at 3pm that no mail was in the "Outgoing Mail" boxes in the mailroom. No relevant exceptions were noted.
 11.3 Accurate mail records for bulk mail shall be maintained for audit purposes. Viewed bulk mail records that are maintained in a binder in the mailroom. They have been retained since they started in Oct 2002. Verified accuracy of bulk mail binder, noting no exceptions. According to US
Postal Service, Bulk Mail Coding Accuracy Support System
Summary Reports (CASS) must be on file, on-site for one year.
No relevant exceptions were noted.
12. Controls should provide reasonable assurance that credit authorization levels have been set with prudent consideration of experience levels. Authorization matrixes are reviewed annually. Control # Controls Specified By Origen Test Performed by Service Auditor Results of Testing 12.1 Credit authorization levels have been set with prudent consideration of experience levels. Authorization matrixes are reviewed annually.
Verified that credit authorization matrixes are appropriate for each area in scope (Loan Services, Default Services,
 Loss Mitigation, and Remarketing) based on experience levels, and sign off No relevant exceptions were noted.

approval by senior management.
13. Controls should provide reasonable assurance that critical correspondence or issues that have legal implications are routed to the Legal Department immediately.
Control # Controls Specified By Origen Test Performed by Service
Auditor Results of Testing 13.1 All legal requests are routed through the Operations Department where they are logged and tracked for resolution. Verified legal request tracking log from Jan 2003 current with the Operations Dept
 Servicing Compliance Manager.
Reviewed email reference documents and documents on the shared drive for the legal request-tracking log. No relevant exceptions were noted.
No relevant exceptions were noted.
( C) Loss Mitigation
14. Controls should provide reasonable assurance that adequate tracking and reporting of accounts is considered in the area.
Control # Controls Specified By Origen Test Performed by Service
Auditor Results of Testing 14.1 All loans in the loss mitigation area must satisfy certain criteria before being allowed. The general guidelines are as follows:
 Borrower must be experiencing or have experienced financial hardship. Borrower must be delinquent in their monthly payments, or in danger of imminent default.
 Borrower must complete the required
Reviewed a random sample of Loss Mitigation loans online in MortgageWare
 Collections verifying that all Loss
 Mitigation loans satisfy Origen's policy. No relevant exceptions were noted.

documentation.
 Borrower must be cooperative and allow access to the interior of the collateral for a home inspection, if needed.

14.2 In the Loss Mitigation area, new modification/refinance programs must be documented on the Servicing System and a Modification Approval Form must be processed including the reason for account delinquency and proof of long-term or permanent change of borrower's condition. A signed Credit Application, appropriate loan agreements and required title documents must be obtained prior to processing the modification/refinance. Verified files for the sample of loans tested in the previous control step. All loans had applicable reference files that included Modification Approval
 Forms, Signed Credit Applications, and other forms from the Loss Mitigation packet. No relevant exceptions were noted.
 14.3 Modification/Refinance programs must be reviewed monthly by an independent function that reports directly to the
 Senior Vice President of Servicing Operations and Executive Vice President of Origen Financial L.L.C.
Verified a sample of modification/refinance loan approvals noting signature approval by VP Origen. Also, reviewed modification/refinance loan approval audit plan and recent audit notes for areas such as Loss Mitigation with the Servicing Compliance Manager. No relevant exceptions were noted.
15. Controls should provide reasonable assurance that the loss mitigation plans in place provide a high probability of resolving defaults, prevent repossessions, and maintain a revenue flow. Control # Controls Specified By Origen Test Performed by Service
Auditor Results of Testing 15.1 Loss Mitigation uses the following
Key Areas to track performance:
Reviewed the ERS (Daily Que Reports) for the three Loss Mitigation Specialists. The report listed all No relevant exceptions were noted.

Quantity
No. of Referrals
No. of Final Approvals
No. of Funded Approvals
Quality
No. of Re-looks
Scores on funded loans
Post-funding audits
Time
Lapsed time between Initial Referral and Final Decision
Lapsed time between Final Approval and Closing/Funding accounts for the respective individual, type of account, date initiated, and stage of account. The Loss Mitigation supervisor runs this report weekly along with the Workflow Activity Report and the PIVOT report to monitor and track the performance of the Loss Mitigation Specialists.
(D) Remarketing
16. Controls should provide reasonable assurance that all repossessions are processed according to legal guidelines. Control # Controls Specified By Origen Test Performed by Service Auditor Results of Testing 16.1 All remarketing, repossessed accounts are updated, maintained, and tracked on the delinquency and repossession system (DRS). Reviewed a random sample of repossessed accounts on the Delinquency and
 Repossession system for accuracy.
No relevant exceptions were noted. 16.2 At Origen, once a home is confirmed vacant, the inspection and condition report along with the "Repossession Set Up Request" shall be forwarded to the Remarketing Department from the Default
 Verified a random sample of "Repossession Set Up Request
Forms" for loans on the Remarketing Group Inventory Report.
No relevant exceptions were noted.
Origen Financial, L.L.C. 2003 Service Auditor's Report on
Loan Processing Page 35
Services Department.
Also, verified that each Remarketing Loan has an accompanying file with required documentation including the original contract, reason for repossession, etc)
No relevant exceptions were noted. 16.3 Remarketing Department will review the "Repossession Set Up Request"
 to determine that all appropriate authorizations are present on the form. Once verified, the remarketing process begins. Verified appropriate authorizations on "Repossession Set Up Request Forms" forms from the sample listed above. No relevant exceptions were noted.
17. Controls should provide reasonable assurance that deficiency balances (after liquidation) are accurate and properly recorded.
Control # Controls Specified By Origen Test Performed by Service Auditor Results of Testing 17.1 All deficiency balances after liquidation are entered into the MortgageWare
 Servicing System including comments. Viewed a random sample of loans with deficiency balances (after liquidation)
 for accuracy, verifying the MortgageWare system against the Daily Work Report for Repo Charge-Offs. No relevant exceptions were noted.

I/T Controls
(E) Systems Development and Maintenance
18. Controls should provide reasonable assurance that the development and implementation of new applications and changes made to existing applications are authorized, tested and documented.
Control # Controls Specified By Origen Test Performed by Service Auditor Results of Testing 18.1 Application development and/or change procedures are documented/maintained in the System Overview document. Reviewed IT policies and procedures to ensure procedures have been documented for system development methodologies, system documentation and application software change controls.
Also inquired of IT staff the current procedures in place to validate the documented policies and procedures.
Development standards guidelines are documented for developers and Change Control policies are documented for database changes.
However, no formal change control documentation exists for application or system development changes and there are no procedures in place to ensure development standards are being followed. 18.2 The IT dept manages change control by tracking all updates, changes, etc in MS. Visual SourceSafe Verify MS. Visual SourceSafe is being used, and all changes are being properly tracked.
Verified supporting documentation is in place for software changes. No exceptions noted.
No exceptions noted.

(F) Logical Assess Controls
19. Controls should provide reasonable assurance that all transactions are authorized by appropriate client employees and are supported by proper documentation.
Control # Controls Specified By Origen Test Performed by Service
Auditor Results of Testing 19.1 Policies have been established to establish new user accounts, as well as to revoke user access when no longer with Origen. Reviewed new user account policies and procedures to ensure they are complete and current.
Verified selected terminated employees no longer have access to Origen's network. No relevant exceptions were noted
No relevant exceptions were noted. 19.2 Management approval of a New User Setup Form is required to establish a new account and for the assignment of the appropriate security levels. Reviewed documented new hire procedures and inquired of IT staff the procedures to establish new user access, based upon the New User Setup Form.
Evidenced completed and approved New User Setup Forms for new employees and that the security levels assigned were correct. No relevant exceptions were noted.
No relevant exceptions were noted.
20. Controls should provide reasonable assurance that only authorized personnel have access to appropriate system files.
Control # Controls Specified By Origen Test Performed by Service
Auditor Results of Testing 20.1 Windows operating system options are activated to ensure that the software identifies and authenticates users through Observed users log into the network and Loan Processing applications and that in all cases, an authorized user ID and No relevant exceptions were noted.

the use of an access identifier and password. password were required. Observe administrators log into core network devices and that in all cases; an authorized user ID and password were required.
No relevant exceptions were noted. 20.2 Network user account parameters are in compliance with Origen policy:
 Password minimum length: 6 characters
 Password must contain alphanumeric or special characters
 Password expiration: 90 days
 Password uniqueness: xx
 Account lockout enabled after 3 unsuccessful logon attempts
 Account lockout duration is appropriate.
The Password Policy Enforcer tool is used to enforce compliance with Origen policy. Inquired of the network administrator the operating system parameters and observed the options in effect to authenticate users and the corresponding security settings for:
 Minimum password length
 Use of special characters
 Password expiration
 Password uniqueness
 Number of allowed invalid password attempts prior to lockout
Verified that password parameters used by the Password Policy Enforcer tool correspond with the documented policy.
 No relevant exceptions were noted.
No relevant exceptions were noted.
20.3 Access to Loan Servicing production files and data on the production servers is adequately controlled so that only authorized users in IT have edit access Observed on-line with network engineer, user and group access rights to production servers and application directories, so to ensure only authorized users have access to production files. Access rights to key application directories including access to the MortgageWare and Polaris directories contain the group "everyone" with update access to tested directories. 20.4 Domain administrator access is limited to specific personnel based upon job function.
View domain administrator group setting to ensure group is limited to appropriate personnel.
All IT staff have domain administrator rights.


20.5 Virus protection software is installed on all network servers and workstations and virus definition files are updated on a frequent and consistent basis. Verify through observation that virus protection software is installed on all network servers and workstations.
Verify through observation that virus definition files are updated on a frequent and consistent basis. No relevant exceptions were noted.
No relevant exceptions were noted.
21. Controls should provide reasonable assurance that data transmissions between Origen and its user organizations are complete, accurate, and secured.
Control # Controls Specified By Origen Test Performed by Service Auditor Results of Testing 21.1 External access to Origen's network is controlled through an industry standard firewall and a corresponding set of firewall rules are configured to only allow authorized users to access the network Reviewed firewall rules with network engineer to ensure all rules were needed for business purposes and no unnecessary ports were being used. No relevant exceptions were noted. 21.2 Ensure that FTP transmission between Origen and specified partners is limited and requires authorization. Review specific firewall rules to ensure that ftp traffic is limited to specific
IP addresses and logon authorization is needed to perform FTP transmission. No relevant exceptions were noted.
22. Controls should provide reasonable assurance that only authorized employees have access to the system for loan servicing functions.
Control # Controls Specified By Origen Test Performed by Service Auditor Results of Testing 22.1 IT Policies and Procedures document relevant security controls and procedures.
Reviewed IT Policies and Procedures for completeness and accuracy and to ensure documented security policies are
 No relevant exceptions were noted

in place. 22.2 All Loan Servicing application security levels are assigned to authorized users at Origen, based upon business needs. Reviewed a random sample of users across job functions for access to Loan Servicing applications and verified security levels is commensurate with the employee's position for the following:
  MortgageWare
  DRS
  Polaris
  ERS
  Imaging
No relevant exceptions were noted.
(G) Contingency Planning
23. Controls should provide reasonable assurance that data in mission critical applications is appropriately backed up and that backup tapes are stored in a secure off-site storage facility.
Control # Controls Specified By Origen Test Performed by Service Auditor Results of Testing 23.1 All mission critical computer files and programs are backed up to tape and retained for specified periods of time to prevent loss of data due to a disaster to the server room. Reviewed
 Origen "Backup Policy and Procedures" to ensure completeness.
Reviewed documented backup policy and procedures for the data center to ensure retention policy corresponded with backup requirements.
Reviewed current backup job schedule to verify mission critical files are being backed up to tape. No relevant exceptions were noted.
No relevant exceptions were noted.
No relevant exceptions were noted. 23.2
Backup tapes are stored off-site and Reviewed backup receipt and log
No relevant exceptions were

rotated on a grandfather-father-son basis: daily tapes: 6 days; weekly tapes:
5 weeks; monthly tapes: 1 year;
 End of year: indefinite. provided by offsite storage facility to ensure retention policy corresponded with backup requirements.
Inquired of IT staff the frequency and success and/or failure of data restores.
Inquired of IT staff if backup tapes are tested on a scheduled basis to ensure data readability and recoverability.
Reviewed contract with off-site storage facility to ensure it is current.
noted.
Backup restores are performed based on user requests. All data restores have been successful.
Backup tapes are not tested.
No relevant exceptions were noted.
(H) Physical Security and Environmental Controls
24. Controls should provide reasonable assurance that access to the server room, telecommunication rooms and surrounding facilities are restricted to authorized personnel and that environmental controls are in place to protect physical assets.
Control # Controls Specified By Origen Test Performed by Service
Auditor Results of Testing 24.1 Electronic key cards control physical access to Origen facilities. Observe key cards restrict physical access to Origen office and only appropriate, authorized individuals have key cards.
No relevant exceptions were noted. 24.2 Access to the server rooms is limited, based upon business needs. Observe electronic key cards restrict physical access to TX server room.
Observed physical access to VA server room is restricted by a combination door lock. No relevant exceptions were noted.
No relevant exceptions were noted.

Obtained a listing of employees who are authorized to access the server room and inspected for appropriateness of the employee's access
All IT employees at the data center location have access to the server room. No visitor log is kept of visitors for the server room, but all visitors must be escorted while in the server room. 24.3 Fire alarms, fire and smoke sensors, water sprinkler system and fire extinguishers are in place throughout the facility. Performed a walkthrough of the Origen facilities and observed theenvironmental controls that are installed and operational. No relevant exceptions were noted. 24.4 Fire and smoke sensors, as well as hand-held fire extinguishers protect the server room. Performed a walkthrough of the Origen server room and observed the environmental controls that are installed and operational.
No hand-held fire extinguishers are present
 in the server room, but other environmental controls present included raised floors and a dedicated A/C unit. 24.5
 Battery UPS systems regulate electrical power fluctuations and provides for the graceful shutdown of servers in the event of a loss of commercial power. Observed that computer systems maintained in the server room are connected to various battery UPS systems. No relevant exceptions were noted.

IV. Origen's Management Comments Regarding Testing Exceptions Control # Controls Specified By Origen Results of Testing Origen
 Management's Comments 18.1 Application development and/or change procedures are documented/maintained in the System
Overview document. Development standards guidelines are documented for developers and Change Control policies are documented for database changes.
No formal change control documentation exists for application or system development changes.
Procedures are not in place to ensure development standards are being followed. No relevant exceptions were noted.
IT policies and procedures have been developed and implemented on 04/10/03 for:
 Development Standards and Code Review Policy
 Software Change Control Policy.
Control # Controls Specified By Origen Results of Testing Origen Management's Comments 20.3 Access to Loan Servicing
 production files and data on the production servers is adequately controlled so that only authorized users in IT have edit access Access rights to key application directories including access to the MortgageWare and Polaris directories contained the group "everyone" with update access to tested directories. Origen's network administrators have begun removing "everyone" access rights for key applications including MortgageWare and Polaris. The project is scheduled to be completed 4/11/03.

Control # Controls Specified By Origen Results of
Testing Origen Management's Comments 20.4 Domain administrator access is limited to specific personnel based upon job function. All members of IT were set up with domain administrator rights including development groups. As of 4/11/03, domain administrator rights have been removed from the development group. A screen print of Domain
 Administrator Rights for "Dept_Systems_Dev" verifies the development group has been deleted from the active directory folder. Management is currently researching alternative ways for the development group to provide support.
Control # Controls Specified By Origen Results of
Testing Origen Management's Comments 23.2 Backup tapes are stored off-site and rotated on a grandfather-father-son basis:
daily tapes: 6 days; weekly tapes: 5 weeks; monthly tapes:
1 year; End of year: indefinite. Backup restores are performed based on user requests, approximately 2 to 3 times per month. A weekly tape backup test policy was implemented 04/10/03. All data restores and backup tape tests will be documented in the Test Restore Log
Control # Controls Specified By Origen Results of Testing
Origen Management's Comments 24.2 Access to the server
 rooms is limited, based upon business needs.
All IT employees at the data center location have access to the server room. No visitor log is kept of visitors in and The server room combination lock has been changed and IT developers will not have unsupervised access to the server room.
Management will research various card key systems for the computer room to enhance monitoring capabilities.
A Data Center log has been

Origen Financial, L.L.C. 2003 Service Auditor's Report on Loan Processing Page 45 out of the server room, but all visitors must be escorted in the server room. created, and is being used for both employees and visitors that enter the Data Center.
Control # Controls Specified By Origen Results of Testing
Origen Management's Comments 24.4 Fire and smoke sensors,
 as well as hand-held fire extinguishers protect the server room.
No hand-held fire extinguishers are present in the server room, but other environmental controls present included raised floors and a dedicated A/C unit.
Fire Extinguishers were purchased on 4/10/2003, and are mounted in the server room.